Form 10QSB
period 2005-06-30
MERCI INC
filed 2005-08-22
CIK 1112551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                                   MERCI, INC.
                                   -----------
                     (Name of small business in its charter)


              Delaware                                         52-2175891
              --------                                         ----------
    State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


                   P.O. Box 110310, Naples, Florida 34108-0106
                   -------------------------------------------
                     (Address of Principal Office) Zip Code


                    Issuer's telephone number: (239) 598-2300
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____


                       APPLICABLE ONLY TO ISSUERS INVOLVED
              IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2005, the following shares were outstanding: 2,647,640

Transitional Small Business Disclosure Format (Check one):  Yes _____ No __X__

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                   MERCI, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET (UNAUDITED)

                                                                       June 30,
                                                                       --------
                                                                         2005
                                                                       --------
                                     ASSETS
Current assets
  Cash .............................................................   $      -
                                                                       --------
Total current assets ...............................................          -
                                                                       --------

Total assets .......................................................   $      -
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accrued liabilities ..............................................   $      -
  Payable to stockholder ...........................................     10,250
                                                                       --------
Total current liabilities ..........................................     10,250

Stockholders' deficit
  Preferred stock: par value $.01; 5,000,000 shares authorized;
   no shares issued and outstanding ................................          -
  Common stock: par value $.001; 25,000,000 shares authorized;
   2,647,640 shares issued and outstanding .........................      2,648
  Additional paid in capital .......................................      5,160
  Deficit accumulated during the development stage .................    (18,058)
                                                                       --------
Total stockholders' deficit ........................................    (10,250)
                                                                       --------

Total liabilities and stockholders' deficit ........................   $      -
                                                                       ========

            See accompanying notes to unaudited financial statements

                                                      MERCI, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         Period from
                                                                                                       August 20, 1997
                                                    Three months ended            Six months ended     (inception) to
                                                         June 30,                     June 30,             June 30,
                                                -------------------------   -------------------------  ---------------
                                                    2005          2004          2005         2004           2005
                                                -----------   -----------   -----------   -----------  ---------------
Revenues
  Sales revenues .............................. $         -   $         -   $         -   $         -    $         -
  Cost of sales ...............................           -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------
    Gross profit ..............................           -             -             -             -              -

Operating expenses
  General and administrative expenses .........       1,375             -         3,750             -         18,058
                                                -----------   -----------   -----------   -----------    -----------
    Total operating expenses ..................       1,375             -         3,750             -         18,058
                                                -----------   -----------   -----------   -----------    -----------

Loss from operations ..........................      (1,375)            -        (3,750)            -        (18,058)

Other income
  Interest income .............................           -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------
    Total other income ........................           -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------

Net loss before income taxes ..................      (1,375)            -        (3,750)            -        (18,058)

Provision for income taxes ....................           -             -             -             -              -
                                                -----------   -----------   -----------   -----------    -----------

Net loss ...................................... $    (1,375)  $         -   $    (3,750)  $         -    $   (18,058)
                                                ===========   ===========   ===========   ===========    ===========

Basic and diluted net loss per share .......... $     (0.00)  $         -   $     (0.00)  $         -
                                                ===========   ===========   ===========   ===========

Weighted average number of shares outstanding .   2,647,640     2,647,640     2,647,640     2,647,640
                                                ===========   ===========   ===========   ===========

                               See accompanying notes to unaudited financial statements

                                                           2

                                                      MERCI, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                               FROM AUGUST 20, 1997 (DATE OF INCEPTION) TO JUNE 30, 2005

                                                        Common Stock                        Development
                                                       $.001 Par Value         Additional      Stage
                                                   -----------------------      Paid In     Accumulated
                                                     Shares        Amount       Capital       Deficit         Total
                                                   ---------     ---------     ---------     ---------      ---------
Balance at August 20, 1997 (date of inception)             -     $       -     $       -     $       -      $       -
  Common stock issued for services ...........       670,610           671             -             -            671
  Net loss for the period ....................             -             -             -          (671)          (671)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1997 ....................       670,610           671             -          (671)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1998 ....................       670,610           671             -          (671)             -

  Common stock issued for cash ...............     1,928,780         1,929         1,633             -          3,562
  Net loss for the year ......................             -             -             -        (2,318)        (2,318)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 1999 ....................     2,599,390         2,600         1,633        (2,989)         1,244

  Common stock issued for cash ...............        48,250            48         3,527             -          3,575
  Net loss for the year ......................             -             -             -        (3,015)        (3,015)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2000 ....................     2,647,640         2,648         5,160        (6,004)         1,804

  Net loss for the year ......................             -             -             -        (1,304)        (1,304)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2001 ....................     2,647,640         2,648         5,160        (7,308)           500

  Net loss for the year ......................             -             -             -          (500)          (500)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2002 ....................     2,647,640         2,648         5,160        (7,808)             -

  Net loss for the year ......................             -             -             -             -              -
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2003 ....................     2,647,640         2,648         5,160        (7,808)             -

  Net loss for the year ......................             -             -             -        (6,500)        (6,500)
                                                   ---------     ---------     ---------     ---------      ---------
Balance December 31, 2004 ....................     2,647,640         2,648         5,160       (14,308)        (6,500)

  Net loss for the period ....................             -             -             -        (3,750)        (3,750)
                                                   ---------     ---------     ---------     ---------      ---------
Balance June 30, 2005 ........................     2,647,640     $   2,648     $   5,160     $ (18,058)     $ (10,250)
                                                   =========     =========     =========     =========      =========

                               See accompanying notes to unaudited financial statements

                                                           3

                                                      MERCI, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                         Period from
                                                                                                       August 20, 1997
                                                                        Six months ended               (inception) to
                                                                            June 30,                      June 30,
                                                                  ----------------------------         ---------------
                                                                    2005                2004                2005
                                                                  --------            --------         ---------------
Cash flows from operating activities:
    Net loss ..........................................           $ (3,750)           $      -            $(18,058)
    Adjustments to reconcile net loss to
      net cash used in operations:
      Stock issued for services .......................                  -                   -                 671
      Changes in operating liabilities and assets:
        Accrued liabilities ...........................                  -                   -                   -
                                                                  --------            --------            --------
    Net cash used in operations .......................             (3,750)                  -             (17,387)

Cash flows from financing activities:
    Increase in payable to stockholder ................              3,750                   -              10,250
    Issuance of common stock ..........................                  -                   -               7,137
        Net cash provided by financing activities .....              3,750                   -              17,387
                                                                  --------            --------            --------
    Increase in cash and cash equivalents .............                  -                   -                   -

    Cash and cash equivalents, beginning of period ....                  -                   -                   -
                                                                  --------            --------            --------
    Cash and cash equivalents, end of period ..........           $      -            $      -            $      -
                                                                  ========            ========            ========

Supplemental disclosures of cash flow information:
    Cash paid for interest ............................           $      -            $      -
                                                                  ========            ========
    Cash paid for income taxes ........................           $      -            $      -
                                                                  ========            ========

                               See accompanying notes to unaudited financial statements

                                                           4

                                   MERCI, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         QUARTERLY FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2004 financial statements in Form 10-SB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

         DESCRIPTION OF BUSINESS

         Merci, Inc. (a development stage enterprise) (the Company) was formed on August 20, 1997 in the State of Delaware. The Company's activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

         ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         LOSS PER SHARE

         Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

                                   MERCI, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES (Continued)

         There is no provision for income taxes due to continuing losses. At June 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $18,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.       PAYABLE TO STOCKHOLDER

         A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. At June 30, 2005, the Company owed $10,250 to the stockholder. The amount bears no interest and is payable on demand.

3.       STOCK BASED COMPENSATION

         2001 COMPENSATORY STOCK OPTION PLAN

         On February 14, 2001, the Company adopted its 2001 Compensatory Stock Option Plan. Pursuant to the 2001 plan, the Company may grant nonstatutory (nonqualified) stock options to employees of the Company. A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan.

         The maximum term of options granted under the 2001 Compensatory Stock Option Plan is five years. Options granted are nontransferable and generally expire within six months after the termination of the grantee's employment.

         The exercise price of compensatory stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on February 13, 2011, unless the Plan is terminated prior to that time by the board of directors.

         To date, no compensatory stock options have been granted pursuant to the Plan.

                                   MERCI, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


3.       STOCK BASED COMPENSATION (Continued)

         2001 EMPLOYEE STOCK COMPENSATION PLAN

         On February 14, 2001, the Company adopted its 2001 Employee Stock Compensation Plan. Pursuant to the 2001 plan, the Company may issue shares of its common stock to employees or others who provide services to the Company. A total of 1,500,000 shares of common stock have been reserved for issuance under the Plan.

         The authority to grant shares of common stock under the Plan will terminate on February 13, 2011, unless the Plan is terminated prior to that time by the board of directors.

         To date, no shares of common stock have been granted pursuant to the Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

         As of June 30, 2005, the Company remains in the development stage. For the period ended June 30, 2005, the Company's balance sheet reflects current and total assets of $0, and total current liabilities of $10,250 which represents professional fees incident to maintaining corporate existence that a majority shareholder has paid on the Company's behalf. The amount bears no interest and is payable on demand.

         The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

         During the period from August 20, 1997 (inception) through June 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodic reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

         The Company experienced a net loss of $1,375 and $3,750 for the three-month and six-month periods ended June 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

         For the fiscal year ending December 31, 2005, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

         The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2005 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

         No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

3.1(i) Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated June 13, 2005

3.2(ii) Bylaws incorporated by reference to the filing on Form 10-SB dated June 13, 2005

31.1 Certification by Jose Acevedo, President and Treasurer (chief executive officer and acting chief financial officer) required by Rule 13a-14(a)

32.1 Certification by Jose Acevedo, President and Treasurer (chief executive officer and acting chief financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERCI, INC.


By: /s/ Jose Acevedo
    ------------------
Jose Acevedo, President and Treasurer
Date: August 17, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jose Acevedo
    ----------------
Jose Acevedo, Secretary
Date: August 17, 2005


By: /s/ Richard Starke
    ------------------
Richard Starke, Secretary
Date: August 17, 2005