Form 10QSB
period 2006-03-31
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 MERCI, INC.

(Name of small business issuer in its charter)

Delaware	0-51356	52-2175891
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, Florida 34108-0106
(Address of Principal Executive Office)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No  [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 1, 2008, the following shares were outstanding: 2,647,640.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of Merci, Inc. ("Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

 MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  MARCH 31, 2006

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2006 and December 31, 2005

ASSETS	2006	2005
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ 1,500	$ 1,500
Payable to Stockholder	13,000	13,000
TOTAL CURRENT LIABILITIES	14,500	14,500

TOTAL LIABILITIES	$ 14,500	$ 14,500

STOCKHOLDERS' EQUITY
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(22,308)	(22,308)
TOTAL STOCKHOLDERS' DEFICIT	(14,500)	(14,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through March 31, 2006

	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
REVENUES	2006	2005	2006

Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	-	2,375	22,308
TOTAL OPERATING EXPENSES	-	2,375	22,308

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	(2,375)	(22,308)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ -	$ (2,375)	$ (22,308)

INCOME (LOSS) PER SHARE (Basic and Diluted)	-	**
** less than $.01
WEIGHTED AVERAGE SHARES OUTSTANDING		2,647,640

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through March 31, 2006

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

Net loss for the period	-	-	-	-	-
Balance March 31, 2006	2,647,640	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASHFLOWS
For the Period August 20, 1997 (inception) through March 31, 2006

	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ (2,375)	$ (22,308)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	-	-	1,500

NET CASH USED IN OPERATING ACTIVITIES	-	(2,375)	(20,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	-	2,375	13,000
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	-	2,375	20,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH MARCH 31, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2006.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended March 31, 2006, the Company had no revenue.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 23,308 for the period from August 20, 1997 (inception) to March 31, 2006.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At March 31, 2006, the Company owed $13,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

as of March 31, 2006, the Company has a net operating loss carryforward of $22,308.

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At March 31, 2006, the Company owed $13,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT, ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE.  FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE.  WORDS SUCH AS “PLANS,” “INTENDS,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS,” AND THE LIKE, OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-QSB AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company remains in the development stage.  As of March 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $14,500.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $22,308.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS

(a)   The following exhibits are filed herewith:

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCI, INC.

By: /s/ Jose Acevedo, President

Date: August 19, 2008

By: /s/ Jose Acevedo, Chief Financial Officer

Date: August 19, 2008