Form 10QSB
period 2006-09-30
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

 MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2006

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2006 and December 31, 2005

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

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through September 30, 2006

					Cumulative Amount from August 20, 1997 (inception) to September 30,
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005	2006
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	-	1,375	-	5,125	22,308
TOTAL OPERATING EXPENSES	-	1,375	-	5,125	22,308

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	(1,375)	-	(5,125)	(22,308)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ -	$ (1,375)	$ -	$ (5,125)	$ (22,308)

INCOME (LOSS) PER SHARE (Basic and Diluted)	-	**	-	**

WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640	2,647,640	2,647,640
** less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period May 6, 1996 (inception) thru September 30, 2006

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

Net loss for the period	-	-	-	-	-
Balance March 31, 2006	2,647,640.00	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

Net loss for the period	-	-	-	-	-
Balance June 30, 2006	2,647,640.00	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

Net loss for the period	-	-	-	$ -	-
Balance September 30, 2006	2,647,640	$ 2,648	$ 5,160	$ (22,308)	$ (14,500)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through September 30, 2006

					Cumulative Amount from August 20, 1997 (inception) to September 30,
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ (1,375)	$ -	$ (5,125)	$ (22,308)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	-	-	671
Accrued expenses	-	-	-	-	1,500

NET CASH USED IN OPERATING ACTIVITIES	-	(1,375)	-	(5,125)	(20,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	-	-
Increase in payable to stockholder	-	1,375	-	5,125	13,000
Issuance of common stock	-	-	-	-	7,137
Net cash provided by financing activities	-	1,375	-	5,125	20,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-	-	-

End of Year	$ -	$ -	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH SEPTEMBER 30, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2006.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended September 30, 2006, the Company had no revenue.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  It clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a deriva tive financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $22,308 for the period from August 20, 1997 (inception) to September 30, 2006.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At September 30, 2006, the Company owed $13,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

As of September 30, 2006, the Company has a net operating loss carryforward of $22,308.

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At September 30, 2006, the Company owed $13,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company remains in the development stage.  As of September 30, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $14,500.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $22,308.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Ex change Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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