Form 10QSB
period 2007-03-31
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(a)

The consolidated financial statements of Merci, Inc. ("Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

 MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  MARCH 31, 2007

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2007 and December 31, 2006

ASSETS	2007	2006
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ 2,000	$ 2,000
Payable to Stockholder	14,000	14,000
TOTAL CURRENT LIABILITIES	16,000	16,000

TOTAL LIABILITIES	$ 16,000	$ 16,000

STOCKHOLDERS' EQUITY
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(23,808)	(23,808)
TOTAL STOCKHOLDERS' DEFICIT	(16,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through March 31, 2007

	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
	2007	2006	2007
REVENUES
Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	-	-	23,808
TOTAL OPERATING EXPENSES	-	-	23,808

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	-	(23,808)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ (23,808)

INCOME (LOSS) PER SHARE (Basic and Diluted)	-	**
** less than $.01
WEIGHTED AVERAGE SHARES OUTSTANDING		2,647,640

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through March 31, 2007

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the period	-	-	-	-	-
Balance March 31, 2007	2,647,640	$ 2,648	$ 5,160	$ (23,808)	$ (16,000)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through March 31, 2007

	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ -	$ (23,808)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	-	-	2,000

NET CASH USED IN OPERATING ACTIVITIES	-	-	(21,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	-	-	14,000
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	-	-	21,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH MARCH 31, 2007

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods ended March 31, 2007 and 2006.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the periods ended March 31, 2007 and 2006, the Company had no revenue.

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

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited ex ceptions.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 23,808 for the period from August 20, 1997 (inception) to March 31, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At March 31, 2007, the Company owed $14,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At March 31, 2007, the Company owed $14,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage.  As of March 31, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $16,000.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $23,808.

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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