Form 10QSB
period 2007-06-30
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED  JUNE 30, 2007

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2007 and December 31, 2006

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

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through June 30, 2007

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from August 20, 1997 (inception) to June 30,
	2007	2006	2007	2006	2007
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	-	-	-	-	23,808
TOTAL OPERATING EXPENSES	-	-	-	-	23,808

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	-	-	-	-	(23,808)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ -	$ -	$ (23,808)

INCOME (LOSS) PER SHARE (Basic and Diluted)	-	**	-	**

WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640	2,647,640	2,647,640
** less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through June 30, 2007

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2005	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the period	-	-	-	-	-
Balance March 31, 2007	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the period	-	-	-	-	-
Balance June 30, 2007	2,647,640	$ 2,648	$ 5,160	$ (23,808)	$ (16,000)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through June 30, 2007

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from August 20, 1997 (inception) to June 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ -	$ -	$ -	$ -	$ (23,808)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	-	-	671
Accrued expenses	-	-	-	-	2000

NET CASH USED IN OPERATING ACTIVITIES	-	-	-	-	(21,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	-	-
Increase in payable to stockholder	-	-	-	-	14,000
Issuance of common stock	-	-	-	-	7,137
Net cash provided by financing activities	-	-	-	-	21,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-	-	-

End of Year	$ -	$ -	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH JUNE 30, 2007

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2007.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period ended June 30, 2007, the Company had no revenue.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 23,808 for the period from August 20, 1997 (inception) to June 30, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At June 30, 2007, the Company owed $14,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

As of June 30, 2007, the Company has a net operating loss carryforward of $ 23,808.

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At June 30, 2007, the Company owed $14,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage.  As of June 30, 2007 the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $16,000.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $23,808.

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

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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