Form 10KSB
period 2007-12-31
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company remains in the development stage.  As of December 31, 2007, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $21,000.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $28,808.

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

FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Merci, Inc.

We have audited the accompanying balance sheet of Merci, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the period August 20, 1997 (inception) through December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since August 20, 1997 (Date of Inception) to December 31, 2007 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merci, Inc. (a Delaware corporation) as of December 31, 2007 and the results of its operations and its cash flows for the period August 20, 1997 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

August 11, 2008

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2007 and 2006

ASSETS	2007	2006
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 3,000	$ 2,000
Payable to Stockholder	18,000	14,000
TOTAL CURRENT LIABILITIES	21,000	16,000

TOTAL LIABILITIES	$ 21,000	$ 16,000

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(28,808)	(23,808)
TOTAL STOCKHOLDERS' DEFICIT	(21,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through December 31, 2007
	For the Years Ended December 31,		Cumulative Amount from August 20, 1997 (inception) to December 31,
	2007	2006	2007
REVENUES
Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	5,000	1,500	28,808
TOTAL OPERATING EXPENSES	5,000	1,500	28,808

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(5,000)	(1,500)	(28,808)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (5,000)	$ (1,500)	$ (28,808)

INCOME (LOSS) PER SHARE (Basic and Diluted)	**	**

WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640
** less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period August 20, 1997 (inception) through December 31, 2007
	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	$ -	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	$ 2,648	$ 5,160	$ (28,808)	$ (21,000)
The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through December 31, 2007
	For the Years Ended December 31,		Cumulative Amount from August 20, 1997 (inception) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (5,000)	$ (1,500)	$ (28,808)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	1,000	500	3,000

NET CASH USED IN OPERATING ACTIVITIES	(4,000)	(1,000)	(25,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	4,000	1,000	18,000
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	4,000	1,000	25,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

From Inception (August 20, 1997) through December 31, 2007

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

December 31, 2007 and 2006.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2007 and 2006, the Company had no revenue.

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

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At December 31, 2007, the Company owed $18,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

As of December 31, 2007, the Company has a net operating loss carryforward of $ 28,808.

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At December 31, 2007, the Company owed $18,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

ITEM 8A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KSB/A. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on that evaluation, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's annual financial statements were $1,000 for the fiscal year ended December 31, 2007, and $1,000 by Lake and

Associates CPAs LLC for the fiscal year ended December 31, 2006.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007 and $0.00 for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

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