Form 10-Q
period 2008-06-30
MERCI INC
filed 2008-08-19
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Stockholders’ Equity (Deficit) (Unaudited)	5-6

Statements of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8 - 9

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
ASSETS	2008	2007
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ 1,482	$ 3,000
Payable to Stockholder	26,000	18,000
TOTAL CURRENT LIABILITIES	27,482	21,000

TOTAL LIABILITIES	$ 27,482	$ 21,000

STOCKHOLDERS' EQUITY
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(35,290)	(28,808)
TOTAL STOCKHOLDERS' DEFICIT	(27,482)	(21,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through June 30, 2008

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amount from August 20, 1997 (inception) to June 30,
	2008	2007	2008	2007	2008
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	1,482	-	6,482	-	35,290
TOTAL OPERATING EXPENSES	1,482	-	6,482	-	35,290

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,482)	-	(6,482)	-	(35,290)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (1,482)	$ -	$ (6,482)	$ -	$ (35,290)

INCOME (LOSS) PER SHARE (Basic and Diluted)	**	**	**	**
** less than $.01
WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640	2,647,640	2,647,640

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through June 30, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	2,648	5,160	(28,808)	(21,000)

Net loss for the period	-	-	-	(6,482)	(6,482)
Balance June 30, 2008	2,647,640	$ 2,648	$ 5,160	$ (35,290)	$ (27,482)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through June 30, 2008

	For the Six Months Ended June 30,		Cumulative Amount from August 20, 1997 (inception) to June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (6,482)	$ -	$ (35,290)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	(1,518)	-	1,482

NET CASH USED IN OPERATING ACTIVITIES	(8,000)	-	(33,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	8,000	-	26,000
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	8,000	-	33,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Period August 20, 1997 (inception) through June 30, 2008

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

New Accounting Pronouncements

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”   SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 35,290 for the period from August 20, 1997 (inception) to June 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At June 30, 2008, the Company owed $26,000 to the stockholder.  The amount bears no interest and is payable on demand.

Note 7 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At June 30, 2008, the Company owed $26,000 to the stockholder.  The amount bears no interest and is payable on demand.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company remains in the development stage.  As of June 30, 2008, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $27,482.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $35,290.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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