Form 10-Q
period 2008-09-30
MERCI INC
filed 2008-11-12
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 2,647,640 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The consolidated financial statements of Merci, Inc. ("Company" or “Merci”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Stockholders’ Equity (Deficit) (Unaudited)	5-6

Statements of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8 - 9

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007
	Unaudited	Audited
	September 30,	December 31,
ASSETS	2008	2007
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$ 500	$ 3,000
Payable to Stockholder	32,732	18,000
TOTAL CURRENT LIABILITIES	33,232	21,000

TOTAL LIABILITIES	$ 33,232	$ 21,000

STOCKHOLDERS' EQUITY
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(41,040)	(28,808)
TOTAL STOCKHOLDERS' DEFICIT	(33,232)	(21,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through September 30, 2008

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amount from August 20, 1997 (inception) to September
	2008	2007	2008	2007	30, 2008
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	5,750	-	12,232	-	41,040
TOTAL OPERATING EXPENSES	5,750	-	12,232	-	41,040

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(5,750)	-	(12,232)	-	(41,040)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (5,750)	$ -	$ (12,232)	$ -	$ (41,040)

INCOME (LOSS) PER SHARE (Basic and Diluted)	**	**	**	**
** less than $.01
WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640	2,647,640	2,647,640

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through September 30, 2008

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	2,648	5,160	(28,808)	(21,000)

Net loss for the period	-	-	-	(12,232)	(12,232)
Balance September 30, 2008	2,647,640	$ 2,648	$ 5,160	$ (41,040)	$ (33,232)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through September 30, 2008

	For the Nine Months Ended September 30,		Cumulative Amount from August 20, 1997 (inception) to September
	2008	2007	30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (12,232)	$ -	$ (41,040)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	(2,500)	-	500

NET CASH USED IN OPERATING ACTIVITIES	(14,732)	-	(39,869)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	14,732	-	32,732
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	14,732	-	39,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci, Inc.

(A Development Stage Company)

Notes to Financial Statements

FROM INCEPTION (AUGUST 20, 1997) THROUGH SEPTEMBER 30, 2008

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 41,040 for the period from August 20, 1997 (inception) to September30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Payable to Stockholder

A stockholder has paid expenses on behalf of the Company.  Those payments consisted of general and administrative expenses incurred to maintain corporate existence.  At September 30, 2008, the Company owed $32,732 to the stockholder.  The amount bears no interest and is payable on demand.

Note 5 – Related Party Transactions

A stockholder has paid expenses on behalf of the Company.  Those expenses consisted solely of professional fees incident to maintaining corporate existence.  At September 30, 2008, the Company owed $32,732 to the stockholder.  The amount bears no interest and is payable on demand.

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

Overview

Merci, Inc. was incorporated under the laws of the State of Delaware on August 20, 1997.  To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

As reported on Form 8-K filed with the Securities and Exchange Commission on May 8, 2008, on May 5, 2008, Merci entered into a Share Exchange Agreement (the "Agreement") with L.J.  Loeffler Inc., ("Loeffler") a New York corporation, and the shareholders of Loeffler (the "Shareholder").  Pursuant to the terms of the Agreement, the Shareholder agreed to transfer all of the issued and outstanding shares of common stock in Loeffler to the Company in exchange for the issuance of 13,238,200 shares of outstanding common stock in the Company to the Shareholder, thereby causing Loeffler to become a wholly-owned subsidiary of the Company.  The parties have not yet closed the share exchange transaction.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company remains in the development stage.  As of September 30, 2008, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $33,232   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $41,040.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MERCI, INC.

By: /s/ Jose Acevedo, Principal Executive Officer

Date: November 12, 2008

By: /s/ Jose Acevedo, Principal Financial Officer

Date: November 12, 2008