Form 10-K
period 2009-12-31
MERCI INC
filed 2010-02-26
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 15, 2010, the Company had 2,647,640 shares issued and outstanding.

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

As reported on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010, on February 22, 2010, the Company terminated a Share Exchange Agreement (the "Exchange Agreement") with L.J.  Loeffler Inc., ("Loeffler") a New York corporation, and the shareholders of Loeffler (the "Shareholder").  At the present time, the Company has not identified any business opportunity that it plans to pursue.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2009.

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

For the fiscal year ending December 31, 2010, the Company anticipates that it will continue to seek out other business transactions.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company remains in the development stage.  As of December 31, 2009, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $45,152.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $52,960.

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

MERCI, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	12
Balance sheet	13
Statements of operations	14
Statements of stockholder’s (deficit)/ equity	15-16
Statements of cash flows	17
Notes to financial statements	18 – 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Merci, Inc.

We have audited the accompanying balance sheet of Merci, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period August 20, 1997 (inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since August 20, 1997 (Date of Inception) to December 31, 2009 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merci, Inc. (a Delaware corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period August 20, 1997 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

January 12, 2010

1905 Wright Blvd.

Schaumburg IL 60193

847-524-0800

Fax 847-524-1655

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of December 31, 2009 and 2008

ASSETS	2009	2008
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 3,000	$ 3,000
Payable to Stockholder	42,152	33,830
TOTAL CURRENT LIABILITIES	45,152	36,830

TOTAL LIABILITIES	$ 45,152	$ 36,830

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(52,960)	(44,638)
TOTAL STOCKHOLDERS' DEFICIT	(45,152)	(36,830)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through December 31, 2009
	For the Years Ended December 31,		Cumulative Amount from August 20, 1997 (inception) to December 31,
	2009	2008	2009
REVENUES
Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	8,322	15,830	52,960
TOTAL OPERATING EXPENSES	8,322	15,830	52,960

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(8,322)	(15,830)	(52,960)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (8,322)	$ (15,830)	$ (52,960)

INCOME (LOSS) PER SHARE (Basic and Diluted)	**	**

WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640
** less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through December 31, 2009

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	$ -	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)

Balance December 31, 2007	2,647,640	$ 2,648	$ 5,160	$ (28,808)	$ (21,000)

Net loss for the year	-	-	-	(15,830)	(15,830)
Balance December 31, 2008	2,647,640	2,648	5,160	(44,638)	(36,830)

Net loss for the year	-	-	-	(8,322)	(8,322)
Balance December 31, 2009	2,647,640	2,648	5,160	(52,960)	(45,152)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through December 31, 2009

	For the Years Ended December 31,		Cumulative Amount from August 20, 1997 (inception) to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (8,322)	$ (15,830)	$ (52,960)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	-	-	3,000

NET CASH USED IN OPERATING ACTIVITIES	(8,322)	(15,830)	(49,289)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	8,322	15,830	42,152
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	8,322	15,830	49,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2009

NOTE 1  ORGANIZATION

Merci, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on August 20, 1997. The Company’s activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2009.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.  SFAS No. 123R is now included in ASC 718 “Compensation – Stock Compensation”.  SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

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

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable.  The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on January 12, 2010.

NOTE 3  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4  INCOME TAXES

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

There is no provision for income taxes due to continuing losses. At December 31, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $52,000, which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2009 and 2008 were $41,152 and $33,830, respectively.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6  STOCK BASED COMPENSATION

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8/K filed with the SEC on 7/15/2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Jose Acevedo, Mid-Continental Securities Corp., and Glen Little, have not been filed as required.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2009, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Glenn A. Little 211 W. Wall St. Midland, Texas 79701-4506	1,000,000	37.769%
Mid-Continental Securities Corp. 5150 Tamiami Trl N Ste 202 Naples, Florida 34108-0106	1,078,090	40.719%

Security Ownership of Management

The following table sets forth, as of December 31, 2009, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Company as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements were $4,500 for the fiscal year ended December 31, 2009, and $4,500 for the fiscal year ended December 31, 2008.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $300.00 for the fiscal year ended December 31, 2009, and $0.00 for the fiscal year ended December 31, 2008.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Merci, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended December 31, 2009.

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

Date: February 24, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Jose Acevedo

Jose Acevedo, President, Chief Executive Officer, Chief Financial Officer, Director

Date: February 24, 2010