Form 10-Q
period 2010-03-31
MERCI INC
filed 2010-05-12
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 1, 2010 the Issuer had 2,647,640 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of Merci, Inc. ("Company" or “Merci”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Stockholders’ Equity (Deficit) (Unaudited)	5-6

Statements of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8-9

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2010 and December 31, 2009
	Unaudited	Audited
	March 31,	December 31,
ASSETS	2010	2009
CURRENTS ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$ 500	$ 3,000
Payable to Stockholder	46,347	42,152
TOTAL CURRENT LIABILITIES	46,847	45,152

TOTAL LIABILITIES	$ 46,847	$ 45,152

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: par value $.001; 25,000,000 shares authorized;
2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(54,655)	(52,960)
TOTAL STOCKHOLDERS' DEFICIT	(46,847)	(45,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through March 31, 2010
	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
	2010	2009	2010
REVENUES
Sales	$ -	$ -	$ -

OPERATING EXPENSES
Administrative and General	1,695	1,629	54,655
TOTAL OPERATING EXPENSES	1,695	1,629	54,655

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,695)	(1,629)	(54,655)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (1,695)	$ (1,629)	$ (54,655)

INCOME (LOSS) PER SHARE (Basic and Diluted)	**	**

WEIGHTED AVERAGE SHARES OUTSTANDING	2,647,640	2,647,640
** less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period August 20, 1997 (inception) through March 31, 2010

	Common Stock		Additional	Retained	Total
Par Value of $0.001			Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for services	670,610	671			671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633		3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527		3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	2,648	5,160	(28,808)	(21,000)

Net loss for the year	-	-	-	(15,830)	(15,830)
Balance December 31, 2008	2,647,640	2,648	5,160	(44,638)	(36,830)

Net loss for the year	-	-	-	(8,322)	(8,322)
Balance December 31, 2009	2,647,640	2,648	5,160	(52,960)	(45,152)

Net loss for the year	-	-	-	(1,695)	(1,695)
Balance March 31, 2010	2,647,640	$ 2,648	$ 5,160	$ (54,655)	$ (46,847)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through March 31, 2010

	For the Three Months Ended March 31,		Cumulative Amount from August 20, 1997 (inception) to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,695)	$ (1,629)	$ (54,655)
Adjustment used to reconcile net loss to
net cash used in operations:
Stock issued for services	-	-	671
Accrued expenses	(2,500)	(2,500)	500

NET CASH USED IN OPERATING ACTIVITIES	(4,195)	(4,129)	(53,484)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Increase in payable to stockholder	4,195	4,129	46,347
Issuance of common stock	-	-	7,137
Net cash provided by financing activities	4,195	4,129	53,484

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Year	-	-	-

End of Year	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH MARCH 31, 2010

NOTE 1 ORGANIZATION

Merci, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards ("SFAS") No. 7, and was incorporated under the laws of the State of Delaware on August 20, 1997. The Company has a December 31 year-end.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 “Development Stage Entities”, which was previously SFAS 7. Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010, 2009 and the period from inception (August 20, 1997) through March 31, 2010.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the three months ended March 31, 2010 may not be indicative of our results for the twelve months ended December 31, 2010.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on May 10, 2010.

NOTE 3 GOING CONCERN

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH MARCH 31, 2010

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2010 was $4,195. The balance payable to the shareholder at March 31, 2010 and December 31, 2009 were $46,347 and $42,152, respectively.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company remains in the development stage.  As of March 31, 2010, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $46,847.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $54,655.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

Date: May 12, 2010

By: /s/ Jose Acevedo, Principal Financial Officer

Date: May 12, 2010