Form 10-Q
period 2010-09-30
MERCI INC
filed 2010-10-21
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010 the Issuer had 2,647,640 shares of common stock issued and outstanding.

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

PERIOD ENDED SEPTEMBER 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statement of Operations (Unaudited)	4

Statement of Stockholders’ Equity (Deficit) (Unaudited)	5-6

Statement of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8-9

Merci Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2010 and December 31, 2009

	Unaudited	Audited
	9/30/2010	12/31/09
ASSETS
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	500	3,000
Payable to Stockholder	47,918	42,152
TOTAL CURRENT LIABILITIES	48,418	45,152

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 25,000,000 shares
authorized; 2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(56,226)	(52,960)
TOTAL STOCKHOLDERS' DEFICIT	(48,418)	(45,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through September 30, 2010

					Cumulative
					Amount from
	For the Three Months		For the Nine Months		August 20, 1997
	Ended		Ended		through
	9/30/10	09/30/09	9/30/10	09/30/09	9/30/10
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	1,071	738	3,266	3,811	56,226
TOTAL OPERATING EXPENSES	1,071	738	3,266	3,811	56,226

LOSS FROM OPERATIONS	(1,071)	(738)	(3,266)	(3,811)	(56,226)

OTHER INCOME
Interest Income	-	-	-	-	-

TOTAL OTHER INCOME	-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(1,071)	(738)	(3,266)	(3,811)	(56,226)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (1,071)	$ (738)	$ (3,266)	$ (3,811)	$ (56,226)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,647,640	2,647,640	2,647,640	2,647,640

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Period August 20, 1997 (inception) through September 30, 2010

			Additional	Retained
Par Value of $0.001	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for
Services	670,610	671	-	-	671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633	-	3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527	-	3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	2,648	5,160	(28,808)	(21,000)

Net loss for the year	-	-	-	(15,830)	(15,830)
Balance December 31, 2008	2,647,640	2,648	5,160	(44,638)	(36,830)

Net loss for the year	-	-	-	(8,322)	(8,322)
Balance December 31, 2009	2,647,640	2,648	5,160	(52,960)	(45,152)

Net loss for the period	-	-	-	(3,266)	(3,266)
Balance September 30, 2010	2,647,640	2,648	5,160	(56,226)	(48,418)

The accompanying notes are an integral part of these financial statements.

Merci Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through September 30, 2010

			Cumulative
			Amount from
			August 20, 1997
	For the Nine Months Ended		through
	9/30/10	09/30/09	9/30/10
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (3,266)	$ (3,811)	$ (56,226)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			671
Changes in operating liabilities and assets
Accrued liabilities	(2,500)	(2,800)	500

NET CASH USED IN OPERATING ACTIVITIES	(5,766)	(6,611)	(55,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	5,766	6,611	47,918
Issuance of common stock for debt	-	-	-
Issuance of common stock for cash	-	-	7,137

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,766	6,611	55,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (August 20, 1997) through

NOTE 1 ORGANIZATION

 (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board ("FASB") Statement No. 7, and was incorporated under the laws of the State of Delaware on August 20, 1997. The Company has a December 31 year-end.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB ASC 915 “Development Stage Entities”. Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  and the results of operations for the nine months ended  and the period from inception (August 20, 1997) through .  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the nine months ended  may not be indicative of our results for the twelve months ended December 31, 2010.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the nine months ended  was $5,766. The balance payable to the shareholder at  and December 31, 2009 were $ and $42,152, respectively.

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

NOTE 5 SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were available on October 21, 2010.

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

For the fiscal year ending December 31, 2010, and the subsequent twelve (12) months, the Company anticipates that it will continue to seek out other business transactions.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company remains in the development stage.  As of September 30, 2010, the Company’s balance sheet reflects total assets of $nil and total current liabilities of $48,418.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $56,226.

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

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: October 21, 2010

By: /s/ Jose Acevedo, Principal Financial Officer

Date: October 21, 2010