Form 10-Q/A
period 2010-09-30
MERCI INC
filed 2010-10-25
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

Merci, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2010, which was filed on October 21, 2010 (the "Original Filing") to include information that was inadvertently left out of the notes to the financial statements during the filing of the Original Document.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (August 20, 1997) through September 30, 2010

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the nine months ended September 30, 2010 and the period from inception (August 20, 1997) through September 30, 2010.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the nine months ended September 30, 2010 may not be indicative of our results for the twelve months ended December 31, 2010.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the nine months ended September 30, 2010 was $5,766. The balance payable to the shareholder at September 30, 2010 and December 31, 2009 were $47,918 and $42,152, respectively.

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

Date: October 25, 2010

By: /s/ Jose Acevedo, Principal Financial Officer

Date: October 25, 2010