Form 10-Q/A
period 2011-06-30
MERCI INC
filed 2011-08-12
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

Merci, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 12, 2011 (the “Original Filing”) for the sole purpose of  providing the Company’s financial statements in an interactive data format using eXtensible Business Reporting Language (XBRL).

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

*

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**

101.SCH XBRL Schema Document.

**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

**

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

*

Previously Filed

**

Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCI, INC.

By: /s/ Jose Acevedo, Principal Executive Officer

Date: August 12, 2011

By: /s/ Jose Acevedo, Principal Financial Officer

Date: August 12, 2011