Form 10-K
period 2011-12-31
MERCI INC
filed 2012-03-30
CIK 1112551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of March 1, 2012, the Company had 2,647,640 shares issued and outstanding.

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

MINE SAFETY DISCLOSURES.

N/A

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

For the fiscal year ending December 31, 2012, the Company anticipates that it will continue to seek out other business transactions.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company remains in the development stage.  As of December 31, 2011, the Company’s balance sheet reflects total assets of $1,000 and total current liabilities of $62,636.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $69,444.

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

MERCI, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	12 – 13
Balance sheet	14
Statements of operations	15
Statements of stockholder’s (deficit)/ equity	16 – 17
Statements of cash flows	18
Notes to financial statements	19 – 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Merci, Inc.

We have audited the accompanying balance sheet of Merci, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from August 20, 1997 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since August 20, 1997 (Date of Inception) to December 31, 2011 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merci, Inc. (a Delaware corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period August 20, 1997 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

February 17, 2012

CHILD, SULLIVAN & COMPANY

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. FLINT MEADOW DR. • SUITE D, KAYSVILLE, U T 84037

PHONE:

(801) 927-1337 FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders

Merci, Inc.

Naples, Florida

We have audited the accompanying balance sheet of Mreci, Inc. (a Delaware development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, and for the period from August 20. 1997 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merci, Inc. (a development stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31. 2004 and 2003, and for the period from August 20. 1997 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

March 24, 2005

Merci, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2011 and December 31, 2010

	12/31/11	12/31/10
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Prepaid expenses	1,000	-

TOTAL ASSETS	1,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	4,300	3,000
Payable to Stockholder	58,336	49,863
TOTAL CURRENT LIABILITIES	62,636	52,863

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 25,000,000 shares
authorized; 2,647,640 shares issued and outstanding	2,648	2,648
Additional paid in capital	5,160	5,160
Deficit accumulated during the development stage	(69,444)	(60,671)
TOTAL STOCKHOLDERS' DEFICIT	(61,636)	(52,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,000	$ -

The accompanying notes are an integral part of these financial statements.

Merci, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through December 31, 20101

			Cumulative
			Amount from
			August 20, 1997
	For the Year Ended		through
	12/31/11	12/31/10	12/31/11
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit	-	-	-

OPERATING EXPENSES
Administrative and General	8,773	7,711	69,444
TOTAL OPERATING EXPENSES	8,773	7,711	69,444

LOSS FROM OPERATIONS	(8,773)	(7,711)	(69,444)

OTHER INCOME
Interest Income	-	-	-

TOTAL OTHER INCOME	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(8,773)	(7,711)	(69,444)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (8,773)	$ (7,711)	$ (69,444)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,647,640	2,647,640

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Merci, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Period August 20, 1997 (inception) through December 31, 2011

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for
services	670,610	671	-	-	671
Net loss for the period	-	-	-	(671)	(671)
Balance December 31, 1997	670,610	671	-	(671)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	670,610	671	-	(671)	-

Common stock issued for cash	1,928,780	1,929	1,633	-	3,562
Net loss for the year	-	-	-	(2,318)	(2,318)
Balance December 31, 1999	2,599,390	2,600	1,633	(2,989)	1,244

Common stock issued for cash	48,250	48	3,527	-	3,575
Net loss for the year	-	-	-	(3,015)	(3,015)
Balance December 31, 2000	2,647,640	2,648	5,160	(6,004)	1,804

Net loss for the year	-	-	-	(1,304)	(1,304)
Balance December 31, 2001	2,647,640	2,648	5,160	(7,308)	500

Net loss for the year	-	-	-	(500)	(500)
Balance December 31, 2002	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	2,647,640	2,648	5,160	(7,808)	-

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	2,647,640	2,648	5,160	(14,308)	(6,500)

Net loss for the year	-	-	-	(8,000)	(8,000)
Balance December 31, 2005	2,647,640	2,648	5,160	(22,308)	(14,500)

Net loss for the year	-	-	-	(1,500)	(1,500)
Balance December 31, 2006	2,647,640	2,648	5,160	(23,808)	(16,000)

Net loss for the year	-	-	-	(5,000)	(5,000)
Balance December 31, 2007	2,647,640	2,648	5,160	(28,808)	(21,000)

Net loss for the year	-	-	-	(15,830)	(15,830)
Balance December 31, 2008	2,647,640	2,648	5,160	(44,638)	(36,830)

Net loss for the year	-	-	-	(8,322)	(8,322)
Balance December 31, 2009	2,647,640	2,648	5,160	(52,960)	(45,152)

Net loss for the year	-	-	-	(7,711)	(7,711)
Balance December 31, 2010	2,647,640	2,648	5,160	(60,671)	(52,863)

Net loss for the year	-	-	-	(8,733)	(8,733)
Balance December 31, 2011	2,647,640	2,648	5,160	(69,444)	(61,636)

The accompanying notes are an integral part of these financial statements.

Merci, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through December 31, 2011

			Cumulative
			Amount from
			August 20, 1997
	For the Year Ended		through
	12/31/11	12/31/10	12/31/11
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (8,773)	$ (7,711)	$ (69,444)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services			671
Changes in operating liabilities and assets
Prepaid expenses	(1,000)	-	(1,000)
Accrued liabilities	1,300	-	4,300

NET CASH USED IN OPERATING ACTIVITIES	(8,473)	(7,711)	(65,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	8,473	7,711	58,336
Issuance of common stock for debt	-	-	-
Issuance of common stock for cash	-	-	7,137

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,473	7,711	65,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2011

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

Income Taxes

The Company accounts for income taxes as outlined in FASB ASC 740 “Income Taxes”, which was previously FASB 109, "Accounting for Income Taxes." Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2011.

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

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2011

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

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

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2011

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

There is no provision for income taxes due to continuing losses. At December 31, 2011, the Company has net operating loss carryforwards for tax purposes of approximately $69,400, which expire through 2031. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

MERCI, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2011

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2011 and 2010 were $58,336 and $49,863, respectively.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

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

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2011, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned

Glenn A. Little 211 W. Wall St. Midland, Texas 79701-4506	1,000,000	37.769%
Mid-Continental Securities Corp. 5150 Tamiami Trl N Ste 202 Naples, Florida 34108-0106	1,078,090	40.719%

Security Ownership of Management

The following table sets forth, as of December 31, 2011, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Company as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for audit of the Company's financial statements were $4,500 for the fiscal year ended December 31, 2011, and $4,500 for the fiscal year ended December 31, 2010.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2011 and 2010.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $300 for the fiscal year ended December 31, 2011, and $300 for the fiscal year ended December 31, 2010.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2011 and 2010.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Merci, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended December 31, 2011.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCI, INC.

By:  /S/ Jose Acevedo

Jose Acevedo, President, Chief Executive Officer, Chief Financial Officer, Director

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Jose Acevedo

Jose Acevedo, President, Chief Executive Officer, Chief Financial Officer, Director

Date: March 30, 2012